Form 10-K
period 2025-12-31
Proem Acquisition Corp. I
filed 2026-03-26
CIK 2087446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-43123

Proem Acquisition Corp. I
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3860 W. Northwest Hwy, Suite 470, Dallas, TX	75220
(Address of principal executive offices)	(Zip Code)

(214) 706-9344

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Exchange
Ordinary Shares	PAAC	The Nasdaq Global Market
Warrants	PAACW	The Nasdaq Global Market
Units	PAACU	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the ordinary shares of the registrant had not begun trading on Nasdaq.

As of March 25, 2026, there were 18,373,333 ordinary shares, including ordinary shares underlying the units, issued and outstanding.

Proem Acquisition Corp I

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	financial performance following our Initial Public Offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

Proem Acquisition Corp I (“we”, “us”, “our” and the “Company”) is a blank check company incorporated in the Cayman Islands as an exempted company in July 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We may pursue an initial business combination in any business or industry.

Initial Public Offering and Private Placement

On February 13, 2026, the Company consummated the initial public offering (the “Initial Public Offering”) of 13,000,000 units (the “Units”). Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (the “Ordinary Shares”), and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $130,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement (the “Private Placement”) of an aggregate of 292,500 private units (the “Private Units”) to Proem SPAC Partners I LLC (the “Sponsor”), at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions, except with respect to certain registration rights and transfer restrictions. Additionally, the holders of the Private Units agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances), until the completion of the Company’s initial business combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities. The Private Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

On February 13, 2026, the Company also issued in a private placement to Clear Street 97,500 Ordinary Shares upon the consummation of the Offering (the “Representative Shares”). The Representative Shares are identical to the Ordinary Shares included in the Units, except that Clear Street LLC, the representative of the underwriters in the Initial Public Offering (“Clear Street”) has agreed not to transfer, assign or sell any Representative Shares until the completion of the Company’s initial business combination. In addition, Clear Street has agreed to (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such Representative Shares if the Company fails to complete its initial business combination within the periods of time as provided in the Amended and Restated Memorandum and Articles of Association. The Representative Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

On February 13, 2026, a total of $130,000,000 of the net proceeds from the IPO and the Private Placement, which amount included $4,550,000 in deferred underwriting commissions, was deposited into a trust account established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

As of December 31, 2025, the Company had not commenced any operations. All activities for the period from July 22, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the Initial Public Offering, and, following our Initial Public Offering, searching for a business combination target and the negotiation with potential targets for an initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Units are currently trading on the Nasdaq Global Market (“Nasdaq”) under the symbol “PAACU”.

Business Strategy

We intend to leverage our management team’s and board’s extensive network of industry relationships and proven execution capabilities to source an exceptional acquisition target.

While we may consider companies in any sector or region, we intend to focus on high-growth, disruptive technology-driven enterprises where our team’s connections and expertise can serve as a catalyst for accelerated growth. Initially, we intend to focus on targeting secular growth industries such as AI, blockchain, SaaS, data infrastructure, and cybersecurity.

We believe our strategy, combined with our ability to provide not only capital but also operational support, will differentiate Proem Acquisition Corp I in the competitive landscape of acquisition opportunities. By targeting businesses that can benefit from our team’s collective experience, we aim to deliver significant value to both the target company and our shareholders through a successful business combination.

Expertise

Proem Acquisition Corp I will benefit from the track record and domain expertise of Proem Asset Management, a technology-focused investment firm founded and led by Mr. Khan. Since its launch in 2019, Proem has operated as a concentrated long/short technology fund, specializing in high-conviction investments in sectors undergoing technological disruption. Over the past six-plus years, Mr. Khan and his team at Proem have developed a differentiated research process and deep insights into global technology trends, which have enabled them to identify and back industry-leading companies. This extensive investment experience in evaluating technology business models, competitive landscapes, and growth trajectories will directly inform our acquisition strategy. We believe our familiarity with the secular shifts in technology, and our hands-on experience as investors and business builders, equips Proem Acquisition Corp I to both source attractive potential targets and add meaningful value post-business combination. In short, our sponsor’s proven ability to navigate the fast-evolving tech sector and execute complex transactions, domestically and internationally, is a core competitive advantage that we intend to deploy in pursuit of an exceptional business combination.

Market Opportunity

Our universe of potential acquisition targets may exhibit a broad range of business models and financial characteristics that may range from remarkably high growth companies with a path to profitability to more mature businesses with established recurring revenues and stable cash flows. While we may pursue a business combination in any industry, we believe our Target Industries provide ample business combination opportunities.

We see compelling opportunities arising from powerful secular growth trends in the global technology sector. Rapid advancements in artificial intelligence, augmented reality, cybersecurity, blockchain, cloud computing, mobile connectivity, data infrastructure, alternative energy, and e-commerce, to name a few, are fundamentally reshaping industries and consumer behavior worldwide. Companies at the forefront of these shifts are experiencing accelerating demand and scaling at unprecedented rates, creating a robust pipeline of potential targets for Proem Acquisition Corp I. For example, according to a Grand View Research report, the size of the global artificial intelligence market is projected to reach over $1.8T by 2030, representing a CAGR of roughly 36% from 2025 to 2030. According to the same report, the blockchain market is expected to demonstrate meaningful growth, projected to reach up to $1.4T by 2030, representing a 90% CAGR from 2025 to 2030. This substantial growth is not only apparent within disruptive technology sectors, but also in adjacent industries where the adoption of new technologies introduces opportunities to innovate, or transform, traditional business models. Importantly, this opportunity set is inherently global, and we believe that understanding and enabling technology adoption across geographies will be critical to unlocking long-term value.

Importantly, a significant amount of capital over the past decade has flowed into the private markets, funding a large universe of late-stage technology companies that now require access to the public markets to fuel their next phase of growth. Many of these firms will need help navigating that transition, creating an attractive opportunity set for Proem Acquisition Corp I to serve as a bridge from private capital formation to the public equity markets. We intend to focus on high-growth technology businesses that are directly benefiting from these secular tailwinds, as well as companies in traditional industries where adoption of new technology is driving step-function improvements. Our strategy centers on disruption, whether in pure-play technology models or in sectors being redefined by digital innovation. This approach positions Proem Acquisition Corp I squarely within the long-term market forces we believe will generate outsized value creation for investors.

Business combination criteria

Consistent with our business strategy, we will look to identify companies that have compelling growth potential and a combination of the below characteristics. We intend to use these criteria as guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target that does not meet all of the following criteria.

●	Scalable and Growing Business Model: A company with a large addressable market and a demonstrated ability to scale revenues and operations efficiently, indicating substantial growth potential. We intend to prioritize businesses with clear drivers for continued expansion, whether through technology leverage, platform network effects, or global market reach, that can support accelerated growth as a public company.

●	Disruptive Technology or Differentiated Platform: A business offering innovative, disruptive technology or a unique platform that creates competitive separation in its industry, especially businesses leveraging AI, blockchain, and crypto to transform content creation, distribution, and monetization. We are focused on companies that leverage cutting-edge technology or novel business models to challenge incumbents and capture market share, providing a distinct competitive advantage and strong growth prospects.

●	Strong Management Team with a Collaborative Mindset: We target organizations led by experienced and capable management teams with a proven track record of execution. Equally important, the leadership should welcome a partnership approach; we value a collaborative mindset and expect to work alongside the existing team to bolster strategy, governance, and operational depth post-transaction. A willingness to continue driving the company’s growth as a public entity, in coordination with our sponsors and advisors, is a key consideration.

●	Attractive Market Opportunity and Clear Competitive Dynamics: The target should operate in an industry or niche with favorable long-term fundamentals (such as high demand growth or secular tailwinds) and possess a clear competitive advantage within that space. We seek companies with differentiated market positions, for instance, proprietary technology, strong intellectual property, deep customer relationships, or network effects, that provide sustainable barriers to entry against competitors. An ideal target will be a leader or emerging leader in its market segment with identifiable avenues to expand or consolidate that position.

●	Public Market Readiness and Upside Potential: We will favor businesses that are prepared for the rigors of being a public company and that present a compelling growth story for investors. This includes having appropriate financial controls, corporate governance, and visibility into future performance. The target should be well-positioned to thrive as a publicly traded entity, with the ability to leverage access to the broader capital markets for further growth. We will look for a clear path to creating shareholder value, such as opportunities for margin enhancement, new product or market expansion, or strategic acquisitions, which together indicate significant upside potential once public.

●	Durable Revenue Model and Monetization Potential: The target should demonstrate a durable revenue model supported by clear monetization strategies. We look for businesses with predictable and recurring revenue streams — such as subscriptions, advertising, licensing, or transaction-based models. This also includes companies that are innovating in next-generation digital frameworks, such tokenization and AI monetization.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors, guidelines and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents, as applicable, that we would file with the SEC.

Initial business combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, attend, in person or, where proxies are allowed, by proxy, and vote at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one-third of the issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

We have until the date that is 24 months from the closing of the Initial Public Offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, from the closing of the Initial Public Offering , we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our public shareholders.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Enforceability of Civil Liability

We are an exempted company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets will be located within the United States. Our corporate affairs will be governed by our memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are considered persuasive authority but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

●	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the U.S. or any state in the U.S.

There is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands may not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. We have been further advised that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment:

(a)	is given by a foreign court of competent jurisdiction;

(b)	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

(c)	is final;

(d)	is not in respect of taxes, a fine or a penalty;

(e)	was not obtained by fraud; and

(f)	is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy).

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering , (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our ordinary shares, these payments will reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

Because there are numerous special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for attractive targets may increase, which could cause target companies to demand improved financial terms. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing business combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Facilities

We maintain our executive offices at 3860 W. Northwest Hwy, Suite 470, Dallas, TX 75220. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate thereof for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have two officers serving as our Chief Executive Officer and Chief Financial Officer respectively, and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form 10-K. Factors that could cause our actual results to differ materially from those in this Annual Report on Form 10-K are any of the risks described in the final prospectus of the Company filed with the SEC on February 13, 2026 (File No. 333-292217) (the “Prospectus”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Annual Report on Form 10-K, there have been no material changes to the risk factors disclosed in the Prospectus, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We maintain our executive offices at 3860 W. Northwest Hwy, Suite 470, Dallas, TX 75220. The cost for this space is included in the $10,000 per month fee that we will pay to our sponsor or an affiliate thereof for office space, administrative and support services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Global Market, or Nasdaq, under the symbol “PAACU” on February 12, 2026.

Holders of Record

As at March 25, 2026, there were 18,373,333 of our Class A ordinary shares, including ordinary shares underlying the units, issued and outstanding and held by three shareholders of record. number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On August 4, 2025, our Sponsor, Proem SPAC Partners I LLC purchased 4,983,333 ordinary shares from us for an aggregate purchase price of $25,000, or approximately $0.005 per share, of which up to 650,000 founder shares remain subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised.

On February 13, 2026, the Company consummated Initial Public Offering of 13,000,000 Units. Each Unit consists of one Ordinary Share and one-half of one Warrant, with each whole Warrant entitling the holder thereof to purchase one Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds to the Company of $130,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 292,500 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions, except with respect to certain registration rights and transfer restrictions. Additionally, the holders of the Private Units agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances,) until the completion of the Company’s initial business combination. The holders of the Private Units were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities. The Private Units were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

On February 13, 2026, the Company also issued in a private placement to Clear Street 97,500 Ordinary Shares upon the consummation of the Offering (the “Representative Shares”). The Representative Shares are identical to the Ordinary Shares included in the Units, except that Clear Street has agreed not to transfer, assign or sell any Representative Shares until the completion of the Company’s initial business combination. In addition, Clear Street has agreed to (i) to waive its redemption rights with respect to such Representative Shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such Representative Shares if the Company fails to complete its initial business combination within the periods of time as provided in the Amended and Restated Memorandum and Articles of Association. The Representative Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

On February 13, 2026, a total of $130,000,000 of the net proceeds from the Initial Public Offering and the Private Placement, which amount included $4,550,000 in deferred underwriting commissions, was deposited into the Trust Account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on July 22, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). We intend to effectuate our business combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Units, our shares, debt or a combination of cash, shares and debt.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete our initial business combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 22, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initialbusiness combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from July 22, 2025 (inception) through December 31, 2025, we had a net loss $55,482, which consisted of general and administrative costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an initial business combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of December 31, 2025, we had no cash and working capital deficit of $150,896.

Subsequent to the period covered by this Report, On February 13, 2026, we consummated the Initial Public Offering of 13,000,000 Units, generating gross proceeds of $130,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of the private placement of an aggregate 292,500 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000.

For the period from July 22, 2025 (inception) through December 31, 2025, net cash used in operating activities was $0. Net loss of $55,482 was offset by formation costs paid via promissory note related party of $12,557, operating costs paid via promissory note related party of $28,045 and changes in operating assets and liabilities, which provided $14,880 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial business combination or the liquidation of the Company.

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $975,000 in the aggregate, which was paid in full to the underwriters upon the closing of the Initial Public Offering. The underwriters will be entitled to a cash underwriting discount of 0.75% of the gross proceeds for any Units sold pursuant to the underwriters’ over-allotment option, up to an additional $146,250 in the aggregate, depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering.

Critical Accounting Estimates and Policies

The preparation of the audited financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 650,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on July 22, 2025, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were not subject to any market or interest rate risk. The net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting as of December 31, 2025 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officers and directors are as follows:

Name	Age	Position
Imran Khan	48	Chief Executive Officer and Director
Greg Pearson	54	Chief Financial Officer
John Wu	55	Independent Director
David Eckstein	37	Independent Director
Amarnath Thombre	53	Independent Director
Andrey Kazakov	39	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Imran Khan, Chief Executive Officer, Chairman of the Board, and Director

Mr. Khan is the founder of Proem Asset Management, an investment firm that focuses on the technology space and has served as its Chief Investment Officer and Partner since February 2019. Mr. Khan founded Verishop, an e-commerce company focused on connecting independent brands with consumers, in December 2018 and served as Chief Executive Officer from 2018 to 2023. He has also served as a member of the board of directors of Dave Inc. (Nasdaq: DAVE), a fintech company that offers a personal finance app and digital banking services, from August 2023 to January 2026, Zeta Global Holdings Corp. (NYSE: ZETA), an AI-powered marketing cloud services provider, since June 2024, Verishop since December 2018, and Aleph Holding from June 2021 to April 2024.

Prior to founding Proem Asset Management, he served as the Chief Strategy Officer of Snap Inc. (NYSE: SNAP) from January 2015 to November 2018, where he helped lead the company to an IPO, build up its operation and sales, expand business partnerships, and manage overall corporate strategy. Before joining Snap Inc., he served as the Head of Global Internet Investment Banking at Credit Suisse from May 2011 to January 2015, where he had a leading role in the $25 billion e-commerce giant Alibaba’s IPO, and also worked on several other IPOs. Before joining Credit Suisse, he was Managing Director and Head of Global Internet Equity Research at JPMorgan Chase from March 2004 to May 2011. Mr. Khan holds a B.S.B.A in Finance and Economics from the University of Denver.

Greg Pearson, Chief Financial Officer

Greg Pearson has served as our Chief Financial Officer since inception. Mr. Pearson has also been a Partner and served as the Chief Financial Officer and Chief Compliance Officer of Proem Asset Management since January 2021. Prior to joining Proem Asset Management, Mr. Pearson served as the Chief Financial Officer at Marble Ridge Capital LP, a hedge-fund firm that focused on investing in distressed companies, from April 2019 to December 2020. Prior to Marble Ridge, Mr. Pearson was the Chief Operating Officer, Chief Financial Officer and Chief Compliance Officer at Alder Hill Management, an investment advisory service firm, from February 2014 to March 2019, and prior to that, he was the Chief Financial Officer at Gracie Asset Management, an asset management company that manages multi-strategy credit hedge funds, from April 2000 to February 2014. Before joining Gracie, Mr. Pearson was a manager within the financial services group at BDO, an accounting firm, from July 1998 to April 2000. Mr. Pearson holds a BS in Accounting from Georgetown University and is a CPA.

John Wu, Independent Director

John Wu became our independent director on February 11, 2026. Mr. Wu brings nearly 30 years of experience spanning both investing and operating, a rare combination that complements and extends the skills of our management team. Since February 2020, he as served as President of Ava Labs, the technology company behind the Avalanche blockchain, which has grown into a platform with a network market capitalization exceeding $10 billion. In this role, Mr. Wu oversees commercial and product strategy, driving the adoption of Avalanche across finance, consumer, and gaming sectors. Under his leadership, Avalanche has become a trusted blockchain platform for leading institutions including JP Morgan, Toyota, The State of Wyoming, Apollo, and KKR, reflecting his strong network and credibility at the intersection of technology and capital markets. Since 2010, Mr. Wu is the Founder and has served as CEO of Surview Capital (subsequently Sego Capital), a global hedge fund backed by The Blackstone Group. From the beginning of 2018 to the middle of 2019, Mr. Wu served as Chief Executive Officer of Digital Assets Group, a cryptocurrency tech firm. He also served as a Portfolio Manager at Kingdon Capital from 2004 to the beginning of 2010, where he invested globally in technology companies, and began his career from 1992 to 1996 at Tiger Management. Mr. Wu received a B.S. from Cornell University and an MBA from Harvard Business School. John’s career trajectory, from technology investor to technology operator, gives him a uniquely holistic perspective on evaluating opportunities, scaling businesses, and forging institutional partnerships. His blockchain domain expertise and global network not only strengthen our board but also complement the operational, financial, and investment experience of our management team, positioning us to identify and create value in high-growth technology markets.

David Eckstein, Independent Director

David Eckstein became our independent director on February 11, 2026. Mr. Eckstein brings deep expertise as both a strategic financial leader and an operator who has scaled high-growth SaaS and cybersecurity companies. His background complements our management team’s investing and operating experience, adding financial stewardship, operational insight, and governance perspective to the board. Started from January 2026, Mr. Eckstein has served as Chief Financial Officer of Legora, a collaborative AI platform that helps lawyers review and research, where he oversees Legora’s finance, planning, and operational performance functions. From February 2023 to January 2026, Mr. Eckstein has served as Chief Financial Officer of Vanta, a leading trust management platform. In this role, he has helped propel the company to more than $100 million in revenue and a $4 billion valuation, while building the financial and operational infrastructure to support rapid global scale. Vanta’s SaaS model has given him hands-on experience in subscription economics, recurring revenue optimization, and compliance automation, areas critical to modern enterprise software growth. Prior to Vanta, from February 2018 to January 2023, Mr. Eckstein was CFO of Menlo Security, a cybersecurity innovator, where he raised more than $200 million in capital and guided the company’s expansion into over ten international markets. Earlier in his career, from August 2014 to February 2018, he served as Head of Finance for Cisco Cloud Security following its acquisition of OpenDNS, giving him deep experience in integrating and scaling security-focused organizations within a global enterprise. Mr. Eckstein received a BSBA from Washington University in St. Louis in May 2009 and an MSc in Finance from the London School of Economics in June 2010. His direct experience at the intersection of SaaS, cybersecurity, and trust infrastructure strengthens our governance and complements our team’s ability to evaluate and build enduring technology businesses.

Amarnath Thombre, Independent Director

Amarnath Thombre became our independent director on February 11, 2026. From July 2017 to February 2022, Mr. Thombre served as the CEO of Match Group Americas (NASDAQ: MTCH), an S&P 500 company. He oversaw all businesses in the Americas which include iconic brands such as Match, Hinge, OkCupid and POF. Prior to this role, he served as the Chief Strategy Officer of Match Group and led the IPO of the company in 2015 and President of the flagship brand, Match.com. Since April 2023, he has served on the Board of Directors of Mistplay, a social platform for mobile gamers, and since April 2025, on the board of directors of Duetto, a cloud-based hotel & casino revenue management software company, and served on the board of Tinder from January 2015 until its merger into Match Group in August 2017. He is also an advisor to various growth equity firms and a mentor and investor in tech startups in gaming and consumer tech. Prior to joining the leadership team at Match Group, Amarnath held various management and strategy roles at i2 Technologies from October 1997 to September 2008, where he drove growth at multiple consumer businesses through supply chain innovation. Mr. Thombre received his Bachelor of Technology in Chemical Engineering from IIT Bombay in May 1994 and his Masters of Science in Chemical Engineering from University of Arizona in June 1997.

Andrey Kazakov, Independent Director

Andrey Kazakov became our independent director on February 11, 2026. Mr. Kazakov is a seasoned entrepreneur and technology executive, currently serving as CEO of Adjust Inc., a leading marketing analytics company, since November 2024. Previously, from May 2022 to November 2024, Mr. Kazakov was VP of Non-Gaming at AppLovin Corporation, where he managed the company’s mobile app revenue and exchange business. Earlier in his career, he served as President and Chief Operating Officer of Adjust Inc. from February 2021 to May 2022, and Vice President, Partnerships of Adjust Inc. from March 2019 to January 2021. Prior to that, he founded and led several SaaS companies, including AppScotch, an advertising intelligence platform (acquired by App Annie, now Sensor Tower), and Acquired.io, a marketing automation platform (acquired by Adjust). Mr. Kazakov received his Masters of Science in Computer Science from St. Petersburg State Polytechnical University in 2008.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to the completion of an initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our insider shares. After completion of the business combination, subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our ordinary shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Board Committees

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the Nasdaq listing rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq listing rules require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and have the composition and responsibilities described below.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal control over financial reporting. The Audit Committee held no formal meetings during 2025 as the Audit Committee had not been established as of year ended December 31, 2025.

The members of the Audit Committee are David Eckstein, John Wu, Amarnath Thombre, and Andrey Kazakov, each of whom is an independent director under Nasdaq’s listing standards. David Eckstein is the Chairperson of the audit committee. The Board has determined that David Eckstein qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2025 as the Compensation Committee had not been established as of year ended December 31, 2025.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are David Eckstein, John Wu, Amarnath Thombre, and Mr. Andrey Kazakov, each of whom is an independent director under Nasdaq’s listing standards. John Wu is the Chairperson of the Compensation Committee.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. David Eckstein, Mr. John Wu, Mr. Amarnath Thombre, and Mr. Andrey Kazakov. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code Of Conduct

We have adopted a code of conduct, or our Code of Conduct, applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov and on our website. In addition, a copy of our Code of Conduct will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Conduct in a Current Report on Form 8-K. See “Where You Can Find Additional Information.”

Conflicts Of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities, including our sponsor or our officers or directors.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Our sponsor and members of our sponsor, officers and directors, and their affiliates and/or related parties may sponsor, form or participate in the formation of, or become an officer or director of, invest or otherwise become affiliated with, other blank check companies, including in connection with their initial business combinations, or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our initial business combination or completing our initial business combination. Any such companies, businesses or investments would present additional conflicts of interest in pursuing an initial business combination.

As described herein, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including our sponsor or our officers or directors, pursuant to which such officer or director is or will be required to present a business combination opportunity, subject to their fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. As a result of these conflicts, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Additionally, the personal and financial interests of our directors and executive officers may influence their motivation in timely identifying and pursuing an initial business combination or completing our initial business combination. The different timelines of competing initial business combination opportunities could cause our directors and executive officers to prioritize one initial business combination opportunity over another initial business combination opportunity even if the latter opportunity was with a more financially stable target. For example, if two targets are being evaluated by our management team, one of which has a better risk or financial stability profile for our public shareholders but may take a longer time to diligence and complete the initial business combination process, our management team may decide to choose what they believe to be the quicker and more certain initial business combination despite its less favorable risk or financial stability profile for our public shareholders, as the members of our management team that have a financial interest in us would not receive any financial benefit from such interest unless we consummated an initial business combination. Additionally, if members of our management team form other SPACs with similar investment objectives as ours or pursue other business or investment ventures during the period in which we are seeking an initial business combination, the consideration to be paid, terms, conditions and timing relating to the initial business combinations of such other SPACs or of the activities of such other ventures, and the level of attention paid by members of our management team to them versus the level of attention paid to us, may conflict in a way that is unfavorable to us. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business combination opportunity are appropriate and in our shareholders’ best interest, which could negatively impact the timing for our initial business combination.

The low price that our sponsor paid for the founder shares (approximately $0.005 per share) creates an incentive whereby our sponsor could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within 24 months from the closing of our Initial Public Offering, or by such earlier or later liquidation date as our board of directors or shareholders may approve, the founder shares and private placement shares may be worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which would create an incentive for our sponsor and our executive officers and directors to complete a transaction, even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

Additionally, we will reimburse our sponsor $10,000 per month for office space, administrative and shared personnel support services made available to us. Further, upon consummation of our initial business combination, unless converted into private placement units by our sponsor, we will be obligated to repay the up to $1,500,000 loan commitment made by our sponsor for working capital, which does not bear interest, and any other working capital loans made by our sponsor or any of its affiliates. Such working capital loans will also be convertible at the sponsor’s option into private placement units at a conversion price of $10.00 per unit.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor or its permitted transferees until the earlier of (i) six months after the completion of our initial business combination; or (ii) subsequent to our initial business combination, (A) the date on which the last reported sale price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period after completion of our initial business combination, or (B) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the private placement units (including the private placement shares and the ordinary shares issuable upon exercise of the private placement warrants), will not be transferable, assignable or salable by our sponsor or its permitted transferees until the completion of our initial business combination. Since our sponsor and executive officers and directors directly or indirectly own ordinary shares and warrants, our executive officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination within the completion window or by such earlier liquidation date as our board of directors may approve.

In addition to the above, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including selecting a business combination target and monitoring the related due diligence.

Additionally, our sponsor and executive officers and directors have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the consummation of our initial business combination. Further, our sponsor and executive officers and directors have agreed to waive their redemption rights with respect to any founder shares or private placement shares held by them if we are unable to complete our initial business combination within the completion window or by such earlier liquidation date as our board of directors may approve. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units (and the securities comprising such units) will expire worthless.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Imran Khan	Proem Asset Management	Investment Firm	Founder, Chief Investment Officer, Partner
	Zeta Global Holdings Corp.	Cloud Services	Director
	Verishop	E-Commerce	Director
Greg Pearson	Proem Asset Management	Investment Firm	Chief Financial Officer, Chief Compliance Officer, Partner
John Wu	Ava Labs	Blockchain Platform	President
	Sego Capital	Hedge fund	Chief Executive Officer
	The TIE	Information Services for Digital Assets	Director
	Alussa Energy Acquisition Corp.	SPAC	Director
David Eckstein	Legora	Software Company	Chief Financial Officer
Amarnath Thombre	Mistplay	Social Platform	Director
	Duetto	Software Company	Director
Andrey Kazakov	Adjust Inc.	Marketing Analytics	Director

If any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination.

You should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination, including the fact that they may lose their entire investment in us, except to the extent they are entitled to redeem any public shares they acquire or receive distributions on the founder shares from assets outside the trust account, if our initial business combination is not completed, except to the extent they are entitled to redeem any public shares they acquire or receive liquidating distributions from assets outside the trust account or are entitled to receive liquidating distributions from the trust account in the event they choose to purchase public shares. Our initial shareholders purchased founder shares and private placement units. Our sponsor have invested in us an aggregate of $2,950,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.005 per share) and the $2,925,000 purchase price for the private placement units (or $10.00 per unit). Accordingly, our management team may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares in the Initial Public Offering or if our sponsor were required to pay cash to exercise the private placement units, as our sponsor and members of our management team would likely not receive any financial benefit unless we consummated such business combination. These interests of our executive officers and directors may affect the consideration paid, terms, conditions and timing relating to a business combination in a way that conflicts with the interests of our public shareholders.

●	Our initial shareholders purchased founder shares and private placement units. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private placement units (and the securities comprising such units) will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) subsequent to our initial business combination, (A) the date on which the last reported sale price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period after completion of our initial business combination, or (B) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. The private placement units (including the private placement shares and the ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until the completion of our initial business combination. Because each of our officers and director own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination. Upon the consummation of our initial business combination, we will repay up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses. Additionally, up to $1,500,000 of working capital loans made to us by the sponsor may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender, no earlier than 60 days after the offering. Such units would be identical to the private placement units. Except for the foregoing, the terms of such working capital loans, if any, have not been determined and no written agreements exist with respect to such loans.

●	We may engage Clear Street, the representatives of the underwriters in our Initial Public Offering, as our lead financial advisor or otherwise in connection with our initial business combination and certain other transactions and pay such entities a fee in an amount that constitutes a market standard for comparable transactions; the terms of such engagement, if any, have not been determined and no written agreements exist with respect to such engagement.

●	We will reimburse our sponsor for office space, utilities and secretarial and administrative support made available to us by our sponsor, in an amount equal to $10,000 per month.

●	We will reimburse the sponsor for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination.

●	We may engage Clear Street, the representatives of the underwriters in the Initial Public Offering, as our lead financial advisors in connection with our initial business combination and/or placement agents for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged Clear Street, as a financial advisor. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination. The terms of such engagement, if any, have not been determined and no written agreements exist with respect to such engagement.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares, and they and the other members of our management team have agreed to vote their founder shares and private placement shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

As of December 31, 2025, our executive officers, directors, and greater than 10% beneficial owner had not become obligated to file reports under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by our sponsor, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our independent directors or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage Clear Street, the representatives of the underwriters in the Initial Public Offering as advisors or otherwise in connection with our initial business combination and certain other transactions and pay such entity a fee in an amount that constitutes a market standard for comparable transactions; the terms of such engagement, if any, have not been determined and no written agreements exist with respect to such engagement;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination;

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender, no earlier than 60 days after the offering. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans; and

●	Our independent directors collectively received, for their services as a director, indirect interest in 85,000 founder shares through membership interests in our sponsor, among which, John Wu will receive indirectly 10,000 founder shares, and each of David Eckstein, Amarnath Thombre, and Andrey Kazakov will receive indirectly 25,000 founder shares.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary as of the date hereof by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

The beneficial ownership of our Ordinary Shares is based on an aggregate of 18,373,333 Ordinary Shares issued and outstanding as of the date hereof and the record of beneficial ownership as indicated in the statements filed with the SEC pursuant section 13(d) or 13(g) as of the date hereof.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares

Imran Khan(2)	5,275,833	28.7%
Greg Pearson	-	-
John Wu (3)	10,000	*
David Eckstein(3)	25,000	*
Amarnath Thombre(3)	25,000	*
Andrey Kazakov(3)	25,000	*
All executive officers and directors (four individuals) as a group	5,275,833	28.7%
5% Holders
Proem SPAC Partners I LLC (2)	5,275,833	28.7%
Linden Capital L.P. (4)	1,000,000	5.2%
Millennium Group Management LLC(5)	752,500

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Proem Acquisition Corp I, 3860 W. Northwest Hwy, Suite 470, Dallas, TX 75220.

(2)	Imran Khan, the managing member of our sponsor, holds voting and investment discretion with respect to the securities held of record by the sponsor. Mr. Khan disclaims any beneficial ownership of the securities held by the sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. As of the date hereof, the securities reported herein includes up to 650,000 founder shares that will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment option is exercised.

(3)	For their services as directors, the independent directors received indirect interest in founder shares through membership interests in our sponsor.

(4)	According to a Schedule 13G filed on February 17, 2026 jointly by Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), and Siu Min (Joe) Wong (“Mr. Wong”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by Linden Capital and the Managed Accounts. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 1,000,000 Shares. This amount consists of 959,894 Shares held by Linden Capital and 40,106 Shares held by the Managed Accounts. As of February 17, 2026, each of Linden GP and Linden Capital may be deemed the beneficial owner of the 959,894 Shares held by Linden Capital. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.

(5)	According to a Schedule 13G filed on February 20, 2026 jointly by Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander. The securities reported as potentially beneficially owned by Millennium Management LLC, Millennium Group Management LLC and Mr. Englander are held by entities subject to voting control and investment discretion by Millennium Management LLC and/or other investment managers that may be controlled by Millennium Group Management LLC (the managing member of Millennium Management LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium Group Management LLC). The foregoing should not be construed in and of itself as an admission by Millennium Management LLC, Millennium Group Management LLC or Mr. Englander as to beneficial ownership of the securities held by such entities. The principal business address for each of Millennium Management LLC, Millennium Group Management LLC, and Israel A. Englander is 399 Park Avenue, New York, New York 10022.

Sponsor Information

Our sponsor is Proem SPAC Partners I LLC, a Cayman Islands limited liability company, which was formed in July 2025 to invest in our company. Although our sponsor is permitted to undertake any activities permitted under the Cayman Islands Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company. Imran Khan, the managing member of our sponsor, holds voting and investment discretion with respect to the securities held of record by the sponsor; no other person has a direct or indirect material interest in our sponsor. In addition, our management team received for their services an indirect interest in an aggregate of 85,000 founder shares through membership interests in our sponsor, but will have no right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise. Other than the members of our management team, none of the other direct or indirect members of our sponsor will participate in our company’s activities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On August 4, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.005 per share, for which the Company issued 4,983,333 ordinary shares, known as founder shares, to the Sponsor. Up to 650,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of March 31, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, there was $117,531 outstanding under the Promissory Note. The outstanding amount of $152,579 was repaid at the closing of the Initial Public Offering on February 13, 2026. Borrowings under the promissory note are no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, February 11, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial business combination or the liquidation of the Company. For the period from July 22, 2025 (inception) through December 31, 2025, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

The Nasdaq listing rules require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board has determined that each of John Wu, David Eckstein, Amarnath Thombre and Andrey Kazakov is an independent director under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

During the period July 22, 2025 (Inception) through December 31, 2025, the firm of WithumSmith+Brown, PC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WithumSmith+Brown, PC in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our other required filings with the SEC for the period from July 22, 2025 (Inception) through December 31, 2025 totaled $82,180. The above amounts include interim procedures and audit fees.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” We did not pay WithumSmith+Brown, PC for professional services rendered for audit related fees for the period from July 22, 2025 (Inception) through December 31, 2025.

Tax Fees. We did not pay WithumSmith+Brown, PC for tax planning and tax advice for the period from July 22, 2025 (Inception) through December 31, 2025.

All Other Fees. We did not pay WithumSmith+Brown, PC for other services for the period from July 22, 2025 (Inception) through December 31, 2025.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Financial Statements of Proem Acquisition Corp I:
Report of Independent Registered Public Accounting Firm
Balance Sheets as of December 31, 2025 and December 31, 2024	F-3
Statements of Operations For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-4
Statements of Changes in Shareholders’ Equity (Deficit) For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-5
Statements of Cash Flows For The Year Ended December 31, 2025 and For The Period From October 21, 2024 (Inception) To December 31, 2024	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 11, 2026, by and between the Company and Clear Street LLC, as representatives of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 17, 2026)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 29, 2026)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 29, 2026)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 29, 2026)

4.4	Warrant Agreement, dated February 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.1	Letter Agreement, dated February 11, 2026, by and among the Company, its Sponsor and its officers and directors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.2	Investment Management Trust Account Agreement, dated February 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.3	Registration Rights Agreement, dated February 11, 2026, by and among the Company, the Sponsor, and certain security holders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.4	Private Placement Units Subscription Agreement, dated February 11, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.6.1	Indemnity Agreement, dated February 11, 2026, by and between the Company and Imran Khan (incorporated by reference to Exhibit 10.6.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.6.2

Indemnity Agreement, dated February 11, 2026, by and between the Company and Greg Pearson (incorporated by reference to Exhibit 10.6.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.6.3	Indemnity Agreement, dated February 11, 2026, by and between the Company and John Wu (incorporated by reference to Exhibit 10.6.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.6.4	Indemnity Agreement, dated February 11, 2026, by and between the Company and David Eckstein (incorporated by reference to Exhibit 10.6.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.6.5	Indemnity Agreement, dated February 11, 2026, by and between the Company and Amarnath Thombre (incorporated by reference to Exhibit 10.6.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

10.6.6

Indemnity Agreement, dated February 11, 2026, by and between the Company and Andrey Kazakov (incorporated by reference to Exhibit 10.6.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2026)

14	Code of Conduct (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 29, 2026)

19*	Insider Trading Policy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 29, 2026)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 29, 2026)

99.3*	Clawback Policy

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Proem Acquisition Corp I

Dated: March 26, 2026	By:	/s/ Imran Khan
	Name:	Imran Khan
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Imran Khan	Chief Executive Officer (Principle Executive Officer), Chairman	March 26, 2026
Imran Khan

/s/ Greg Pearson	Chief Financial Officer (Principal Accounting and Financial Officer),	March 26, 2026
Greg Pearson

/s/ John Wu	Independent Director	March 26, 2026
John Wu

/s/ David Eckstein	Independent Director	March 26, 2026
David Eckstein

/s/ Amarnath Thombre	Independent Director	March 26, 2026
Amarnath Thombre

/s/ Andrey Kazakov	Independent Director	March 26, 2026
Andrey Kazakov

PROEM ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Proem Acquisition Corp. I:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Proem Acquisition Corp. I (the “Company”) as of December 31, 2025, and related statement of operations, statement of changes in shareholder’s deficit and statement of cash flows for the period from July 22, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from July 22, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

New York, New York

March 26, 2026

PCAOB ID Number 100

PROEM ACQUISITION CORP I

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Prepaid expenses	$13,888
Total current assets	13,888
Deferred offering costs	120,414
Total Assets	$134,302

Liabilities and Shareholders’ Deficit:
Current Liabilities
Accrued expenses	$14,880
Accrued offering costs	32,373
Promissory note - related party	117,531
Total current liabilities	164,784
Total Liabilities	164,784

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,983,333 shares issued and outstanding (1)	498
Additional paid-in capital	24,502
Accumulated deficit	(55,482)
Total Shareholders’ Deficit	(30,482)
Total Liabilities and Shareholders’ Deficit	$134,302

(1)	Includes an aggregate of up to 650,000 Ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7).

The accompanying notes are an integral part of the financial statements.

PROEM ACQUISITION CORP I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative expenses	$55,482
Loss from operations	(55,482)

Net loss	$(55,482)

Weighted average shares outstanding, ordinary shares (1)	4,333,333

Basic and diluted net loss per share, ordinary shares	$(0.01)

(1)	Excludes an aggregate of up to 650,000 Ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7).

The accompanying notes are an integral part of the financial statements.

PROEM ACQUISITION CORP I

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – July 22, 2025 (Inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor(1)	4,983,333	498	24,502	—	25,000

Net loss	—	—	—	(55,482)	(55,482)

Balance – December 31, 2025	4,983,333	$498	$24,502	$(55,482)	$(30,482)

(1)	Includes an aggregate of up to 650,000 Ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option was exercised (Note 7).

The accompanying notes are an integral part of the financial statements.

PROEM ACQUISITION CORP I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 22, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(55,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid through promissory note related party	12,557
General and administrative costs paid through promissory note related party	28,045
Changes in operating assets and liabilities:
Accrued expenses	14,880
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$32,373
Deferred offering costs paid through promissory note - related party	$85,786
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$2,255
Prepaid services contributed by Sponsor in exchange for issuance of ordinary shares	$10,188
Prepaid services contributed by sponsor through promissory note	$3,700

The accompanying notes are an integral part of the financial statements.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

Proem Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on July 22, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with the Company.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from July 22, 2025 (inception) through December 31, 2025, relates to the Company’s formation and the initial public offering “Initial Public Offering”, which occurred on February 13, 2026, and is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2026. On February 13, 2026, the Company consummated the Initial Public Offering of 13,000,000 units (the “Units”, generating gross proceeds of $130,000,000. Each Unit consists of one ordinary share (“Public Share”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of the private placement of an aggregate 292,500 private units (the “Private Units”) to Proem SPAC Partners I LLC (the “Sponsor”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions.

Transaction costs amounted to $6,036,515, consisting of $975,000 of cash underwriting fees, $4,550,000 of deferred underwriting fees, and $511,515 of other offering costs.

The Trust Account

Following the closing of the Initial Public Offering, on February 13, 2026, an amount of $130,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was held in a trust account (the “Trust Account”) and may only be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. In the event that the Company is unable to complete the initial business combination or make certain amendments to the amended and restated memorandum and articles of association, the public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per public share.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a target business. The target business must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the deferred underwriting commissions and the taxes payable on interest earned) at the time the Company signs a definitive agreement in connection with the business combination. There is no assurance that the Company will be able to successfully effect a business combination.

The Company has until the date that is 24 months from the closing of the Initial Public Offering or until such earlier liquidation date as the board of directors may approve, to consummate the initial business combination. If it anticipates that the Company may be unable to consummate the initial business combination within such 24-month period, the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial business combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes, if any), divided by the number of then issued and outstanding public shares, subject to applicable law.

If the Company is unable to complete the initial business combination within the completion window and does not hold a shareholder vote to amend the amended and restated memorandum and articles of association to extend the amount of time the Company will have to consummate an initial business combination, or by such earlier liquidation date as the board of directors may approve, from the closing of the Initial Public Offering, the Company will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. The Company expects the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

Liquidity

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On February 13, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $152,579 (see Note 5). As of December 31, 2025, the Company had no cash and working capital of deficit $150,896.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Company has the Completion Window to complete the initial business combination. The Company has since completed its Initial Public Offering on February 13, 2026, at which time the capital in excess of the funds deposited in Trust Account and/or used to fund offering costs and other expenses was released to the Company for general capital purposes. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and no cash equivalents as of December 31, 2025.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their overallotment option at the closing of the Initial Public Offering.

Warrant Instruments

The Company will account for the Public and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. As of December 31, 2025, there were no warrants outstanding.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 650,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on February 13, 2026, the Company sold 13,000,000 Units (at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of (i) the completion of the initial business combination or (ii) 12 months after effectiveness by the Securities and Exchange Commission, and will expire five years after the completion of the initial business combination or earlier upon redemption or the Company’s liquidation.

Warrants — As of December 31, 2025 there were no warrants outstanding. Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial business combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial business combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue an ordinary share upon exercise of a warrant unless the ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its business combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial business combination and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

3. INITIAL PUBLIC OFFERING (cont.)

If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Ordinary Share Equals or Exceeds $18.00:    The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading day period commencing on the later of (i) completion of the initial business combination or (ii) 12 months after effectiveness and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding ordinary shares is increased by a share capitalization payable in ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of ordinary shares equal to the product of (i) the number of ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for ordinary shares) and (ii) the quotient of (x) the price per ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for ordinary shares, in determining the price payable for ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased from the Company an aggregate of 292,500 Private Placement Units at $10.00 per Unit, for an aggregate purchase price of $2,925,000. Each Private Placement Unit consists of one ordinary share, and one-half of one redeemable warrant (“Private Placement Warrant”). The warrants will become exercisable on the later of (i) the completion of the initial business combination or (ii) 12 months after the registration statement of the Company’s Initial Public Offering is declared effective by the Securities and Exchange Commission, and will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation. If the Initial business combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Warrants contained in the Private Placement Units are identical to the warrants sold in the Initial Public Offering except, the Private Placement Warrants (i) may not (including the ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial business combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8). The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if the Company determines it is desirable to facilitate the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial business combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial business combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial business combination.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 4, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.005 per share, for which the Company issued 4,983,333 ordinary shares, known as founder shares, to the Sponsor. Up to 650,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of March 31, 2026 or the closing of the Initial Public Offering. As of December 31, 2025, there was $117,531 outstanding under the Promissory Note. The outstanding amount of $152,579 was repaid at the closing of the Initial Public Offering on February 13, 2026. Borrowings under the promissory note are no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, February 11, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial business combination or the liquidation of the Company. For the period from July 22, 2025 (inception) through December 31, 2025, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans. In the event that a business combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any ordinary shares issuable upon conversion of the founder shares and any ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial business combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

6. COMMITMENTS AND CONTINGENCIES (cont.)

Underwriters’ Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,950,000 units to cover over-allotments, if any. As of February 13, 2026, the full over-allotment option remains open.

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $975,000 in the aggregate, which was paid in full to the underwriters upon the closing of the Initial Public Offering. The underwriters will be entitled to a cash underwriting discount of 0.75% of the gross proceeds for any Units sold pursuant to the underwriters’ over-allotment option, up to an additional $146,250 in the aggregate, depending on the extent to which the underwriters’ over-allotment option is exercised within the 45-day period following the closing of the Initial Public Offering.

Upon consummation of the Company’s initial business combination, a fee equal to $4,550,000 (or up to $5,232,500 to the extent the underwriters exercise their over-allotment option in full) is payable to the underwriters, 50% of which is payable to the underwriters based on the total funds remaining in Trust Account after redemptions, and 50% of which is payable at the Sponsor’s sole discretion.

Representative Shares

On February 13, 2026 the Company issued to Clear Street LLC, the representative of the underwriters (“Clear Street”), 97,500 ordinary shares (the “Representative Shares”, an additional 14,625 Representative Shares shall be issued if the underwriters’ over-allotment option is exercised in full). Clear Street has agreed not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial business combination. In addition, Clear Street has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial business combination within the Completion Window.

The Representative Shares issued to the underwriters are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. Additionally, under Staff Accounting Bulletin (SAB) Topic 5A, specific incremental costs directly attributable to a proposed or actual offering of equity securities may by deferred and charged against the gross proceeds of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $959,400 or $9.84 per share. Accordingly, the fair value of $959,400 has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering. The Company established the initial fair value for the Representative Shares on February 13, 2026, the date of the issuance, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the fair value of ordinary share of $9.84 multiplied by the probability of De-SPAC and market adjustment of 30.00%.

7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of December 31, 2025, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. As of December 31, 2025, there were 4,983,333 ordinary shares issued and outstanding. The founder shares include an aggregate of up to 650,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, which (except as outlined above) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, attend, in person or, where proxies are allowed, by proxy, and vote at the applicable general meeting of the Company, and pursuant to the amended and restated memorandum and articles of association; such actions include amending the amended and restated memorandum and articles of association (other than the provisions referred to above) and approving a statutory merger or consolidation with another company.

8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

PROEM ACQUISITION CORP I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

8. SEGMENT INFORMATION (cont.)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

December 31, 2025
Deferred offering costs	$120,414

For the period from July 22, 2025 (inception) Through December 31, 2025
General and administrative costs	$55,482

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment expenses included in net income or loss are reported on the statements of operations and described within their respective disclosures.

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the Initial Public Offering.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the December 31, 2025 balance sheet date up to the date that the financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

Commencing on February 11, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2026. On February 13, 2026, the Company consummated the Initial Public Offering of 13,000,000 Units, generating gross proceeds of $130,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of the private placement of an aggregate 292,500 Private Units the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000.

Upon the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $975,000. Additionally, upon consummation of the Company’s initial business combination, a fee equal to $4,550,000 (or up to $5,232,500 to the extent the underwriters exercise their over-allotment option in full) is payable to the underwriters, 50% of which is payable to the underwriters based on the total funds remaining in Trust Account after redemptions, and 50% of which is payable at the Sponsor’s sole discretion.

As of February 13, 2026, a total of $130,000,000 of the net proceeds from the Initial Public Offering and the sale of the Private Units were placed in the Trust Account.

The promissory note -related party outstanding balance of $152,579 was repaid in full at the closing of the Initial Public Offering on February 13, 2026. Borrowings under the promissory note are no longer available.

On February 17, 2026, the Sponsor repaid the due from Sponsor of $25,000 to the Company.