Form 10-Q
period 2026-03-31
Proem Acquisition Corp. I
filed 2026-05-15
CIK 2087446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43123

Proem Acquisition Corp I

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3860 W. Northwest Hwy, Suite 470, Dallas, TX	75220
(Address of principal executive offices)	(Zip Code)

(214) 706-9344

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one-half of one redeemable warrant	PAACU	The Nasdaq Stock Market LLC
ordinary shares, par value $0.0001 per share	PAAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one ordinary share	PAACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026, there were 17,723,333 ordinary shares, including ordinary shares underlying the units, issued and outstanding.

PROEM ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROEM ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
	(Unaudited)	2025
Assets:
Current assets
Cash	$744,218	$—
Prepaid expenses	61,765
Short-term prepaid insurance	270,000	13,888
Total current assets	1,075,983	13,888
Long-term prepaid insurance	217,016	—
Deferred offering costs	—	120,414
Investments held in Trust Account	130,546,763	—
TOTAL ASSETS	$131,839,762	$134,302
Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$38,460	$14,880
Accrued offering costs	75,000	32,373
Promissory note – related party	—	117,531
Total current liabilities	113,460	164,784
Deferred underwriting fee payable	4,550,000	—
Total Liabilities	4,663,460	164,784

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 13,000,000 and 0 shares at redemption value of $10.04 and $0 per share at March 31, 2026 and December 31, 2025, respectively	130,546,763	—

Shareholders’ Deficit:

Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,723,333 and 4,983,333 shares issued and outstanding (excluding 13,000,000 and 0 shares subject to possible redemption) at March 31, 2026 and December 31, 2025, respectively (1)	472	498
Additional paid-in capital	—	24,502
Accumulated deficit	(3,370,933)	(55,482)
Total Shareholders’ Deficit	(3,370,461)	(30,482)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$131,839,762	$134,302

(1)

As of December 31, 2025, includes an aggregate of up to 650,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On March 30, 2026, the full over-allotment option expired unexercised.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROEM ACQUISITION CORP I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$228,464
Loss from operations	(228,464)

Other Income:
Change in fair value overallotment liability	121,300
Interest earned on investments held in Trust Account	546,763
668,063
Net income	$439,599

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	6,644,444

Basic and diluted net income per share, redeemable ordinary shares	$0.04

Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares (1)	4,532,666

Basic and diluted net income per share, non-redeemable ordinary shares	$0.04

(1)

Excludes an aggregate of up to 650,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On March 30, 2026, the full over-allotment option expired unexercised.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROEM ACQUISITION CORP I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Redeemable Ordinary Shares		Non-redeemable Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	4,983,333	$498	$24,502	$(55,482)	$(30,482)

Accretion for redeemable ordinary shares to redemption amount	—	—	—	—	(5,797,893)	(3,755,050)	(9,552,943)

Sale of 292,500 Private Units	—	—	292,500	29	2,924,971	—	2,925,000

Fair value of Public Warrants at issuance	—	—	—	—	2,015,000	—	2,015,000

Fair value of Representative Shares	—	—	97,500	10	959,390	—	959,400

Allocated value of transaction costs to redeemable shares	—	—	—	—	(126,035)	—	(126,035)

Forfeiture of founder shares	—	—	(650,000)	(65)	65	—	—

Net income	—	—	—	—	—	439,599	439,599

Balance – March 31, 2026 (unaudited)	—	$—	4,723,333	$472	$—	$(3,370,933)	$(3,370,461)

(1)

Includes an aggregate of up to 650,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 5). On March 30, 2026, the full over-allotment option expired unexercised.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROEM ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

	March 31, 2026 (Unaudited)	December 31, 2025
Cash Flows from Operating Activities
Net income	$439,599	$(55,482)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid through promissory note-related party	—	12,557
General and administrative costs paid through promissory note-related party	9,880	28,045
Interest earned on investments held in Trust Account	(546,763)
Change in fair value of overallotment liability	(121,300)
Changes in operating assets and liabilities:
Prepaid expenses	(58,065)
Short-term prepaid insurance	(270,000)
Long-term prepaid insurance	(217,016)
Accounts payable and accrued expenses	23,580	14,880
Accrued offering costs	(3,906)
Net cash used in operating activities	(743,991)	—

Cash Flows from Investing Activities
Investment of cash into Trust Account	(130,000,000)	—
Net cash used in investing activities	(130,000,000)	—

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	129,025,000	—
Proceeds from sale of Private Units	2,925,000	—
Repayment of promissory note - related party	(152,579)	—
Payment of offering costs	(309,212)	—
Net cash provided by financing activities	131,488,209	—

Net Change in Cash	744,218	—
Cash – Beginning of period	—	—
Cash – End of period	$744,218	$—

Noncash investing and financing activities:
Offered costs included in accrued offering costs	$117,563	$32,373
Offered costs paid through promissory note - related party	$25,168	$85,786
Forfeiture of founder shares	$65	$—
Offered costs paid by Sponsor in exchange for issuance of ordinary shares	$—	$2,255
Prepaid services contributed by Sponsor in exchange for issuance of ordinary shares	$—	$10,188
Prepaid services contributed by sponsor through promissory note	$—	$3,700
Deferred underwriting fee payable	$4,550,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

1. ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Organization and General

Proem Acquisition Corp I (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on July 22, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from July 22, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering “Initial Public Offering”, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Trust Account

Following the closing of the Initial Public Offering, on February 13, 2026, an amount of $130,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Units was held in a trust account (the “Trust Account”) and may only be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. In the event that the Company is unable to complete the initial Business Combination or make certain amendments to the amended and restated memorandum and articles of association, the public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per public share.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The Company will have until the date that is 24 months from the closing of this Initial Public Offering or until such earlier liquidation date as the board of directors may approve, to consummate the initial Business Combination (the “Completion Window”). If it anticipates that the Company may be unable to consummate the initial Business Combination within such 24-month period, the Company may seek shareholder approval to amend the amended and restated memorandum and articles of association to extend the date by which the Company must consummate the initial Business Combination. If the Company seeks shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes, if any), divided by the number of then issued and outstanding public shares, subject to applicable law.

If the Company is unable to complete the initial Business Combination within the Completion Window and does not hold a shareholder vote to amend the amended and restated memorandum and articles of association to extend the amount of time the Company will have to consummate an initial Business Combination, or by such earlier liquidation date as the board of directors may approve, from the closing of the Initial Public Offering, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding public shares, subject to applicable law and certain conditions as further described herein. The Company expects the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest or other income earned on such funds.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to February 13, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On February 13, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $152,579 (see Note 5). As of March 31, 2026, the Company had cash of $744,218 and working capital of $962,523.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company’s projected future liquidity position and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination within the Completion Window; however, there can be no assurance that the Company will be able to consummate a Business Combination within this period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company’s unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying unaudited condensed consolidated financial statements is the determination of the fair value of the Public Warrants, representative shares and overallotment option issued during the consummation of the Initial Public Offering. Considerations used in the determination of fair values of the Public Warrants and overallotment option are disclosed in Note 8 and for representative shares on Note 7. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $744,218 and $0 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $130,546,763 and $0, respectively. As of March 31, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. Treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statement of operations.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their overallotment option at the closing of the Initial Public Offering.

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

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of March 31, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$130,000,000
Less:
Proceeds allocated to Public Warrants	(2,015,000)
Proceeds allocated to over-allotment option	(121,300)
Public Shares issuance costs	(6,869,880)
Plus:
Accretion of carrying value to redemption value	9,552,943
Ordinary shares subject to possible redemption, March 31, 2026	$130,546,763

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjust the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$261,328	$178,271
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,644,444	4,532,666
Basic and diluted net income per ordinary share	$0.04	$0.04

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. INITIAL PUBLIC OFFERING

In the Initial Public Offering, the Company sold 13,000,000 Units (at a purchase price of $10.00 per Unit). Each Unit consists of one ordinary share, and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable on the later of (i) the completion of the initial Business Combination or (ii) 12 months after effectiveness by the SEC, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or the Company’s liquidation.

Warrants — As of March 31, 2026, there were 6,500,000 Public Warrants and 146,250 Private Placement Warrants (defined in Note 4) outstanding. Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased from the Company an aggregate of 292,500 Private Units at $10.00 per Unit, for an aggregate purchase price of $2,925,000. Each Private Unit consists of one ordinary share, and one-half of one redeemable warrant (“Private Placement Warrant”). The warrants will become exercisable on the later of (i) the completion of the initial Business Combination or (ii) 12 months after the registration statement of the Company’s Initial Public Offering is declared effective by the Securities and Exchange Commission, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. If the Initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the proceeds from the sale of the Private Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Private Placement Warrants contained in the Private Units are identical to the warrants sold in the Initial Public Offering except, the Private Placement Warrants (i) may not (including the ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8). The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of ordinary shares or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 4, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.005 per share, for which the Company issued 4,983,333 ordinary shares, known as founder shares, to the Sponsor. Up to 650,000 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On March 30, 2026, the full over-allotment option expired unexercised. As a result of the expiration of the full over-allotment option, 650,000 founder shares were forfeited.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of March 31, 2026 or the closing of the Initial Public Offering. On February 13, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $152,579. Borrowings under the promissory note are no longer available.

Due from Sponsor

The Sponsor owes the Company $25,000 due to the over-payment of the promissory note – related party at the closing of the Initial Public Offering. On February 17, 2026, the Sponsor repaid the Company the full $25,000.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, February 11, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended March 31, 2026, the Company incurred and paid $16,429 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026, no such Working Capital Loans were outstanding.

6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Registration Rights

The holders of founder shares, Private Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any ordinary shares issuable upon conversion of the founder shares and any ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,950,000 units to cover over-allotments, if any. On March 30, 2026, the full over-allotment option expired unexercised.

The underwriters were entitled to a cash underwriting discount of 0.75% of the gross proceeds of the Initial Public Offering, or $975,000 in the aggregate, which was paid in full to the underwriters upon the closing of the Initial Public Offering.

Upon consummation of the Company’s initial Business Combination, a fee equal to $4,550,000 is payable to the underwriters, 50% of which is payable to the underwriters based on the total funds remaining in Trust Account after redemptions, and 50% of which is payable at the Sponsor’s sole discretion.

Representative Shares

On February 13, 2026, the Company issued to Clear Street LLC, the representative of the underwriters (“Clear Street”), 97,500 ordinary shares (the “Representative Shares”). Clear Street has agreed not to transfer, assign or sell any such shares without the Company’s written consent until the completion of the initial Business Combination. In addition, Clear Street has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Completion Window.

The Representative Shares issued to the underwriters are in the scope of FASB ASC 718. Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value on the assignment date. Additionally, under Staff Accounting Bulletin Topic 5A, specific incremental costs directly attributable to a proposed or actual offering of equity securities may by deferred and charged against the gross proceeds of the Initial Public Offering. The Company estimated the fair value of the Representative Shares to be $959,400 or $9.84 per share. Accordingly, the fair value of $959,400 has been recorded as an offering cost which was closed to additional paid-in capital at the closing of the Initial Public Offering. The Company established the initial fair value for the Representative Shares on February 13, 2026, the date of the issuance, using Monte Carlo Simulation Model prepared by a third party valuation firm, which takes into consideration the fair value of ordinary share of $9.84 multiplied by the probability of de-SPAC and market adjustment of 30.00%.

7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 4,723,333 ordinary shares issued and outstanding (excluding 13,000,000 shares subject to redemption), which comprised of 4,333,333 founder shares, 292,500 private placement shares and 97,500 Representative Shares. The founder shares exclude an aggregate of up to 650,000 shares that were forfeited due to the over-allotment option not being fully exercised by the underwriters.

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

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

8. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$130,546,763	$—

The fair value of the Public Warrants is $2,015,000 or $0.31 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 13, 2026
Implied ordinary share price	$9.84
Expected term to de-SPAC	2.0
Warrant term	7.0
Probability of de-SPAC and Market Adjustment	30.0%
Risk-free rate (continuous)	3.77%
Selected volatility	3.0%

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the unaudited condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statement of operations.

The fair value of the over-allotment option liability is $121,300. The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The key inputs into the Black-Scholes model were as follows at initial measurement of the over-allotment option:

February 13, 2026
Volatility	2.51%
Expected term (years)	0.12
Daily Treasury Yield Curve	3.71%
Exercise price	$10.00
Fair value of over-allotment unit	$0.06

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s over-allotment option liability classified as Level 3 for the year ended March 31, 2026:

Fair value of over-allotment option liability at January 1, 2026	$—
Initial fair value of over-allotment option liability at February 13, 2026	121,300
Change in fair value of over-allotment option liability	(121,300)
Fair value of over-allotment option liability at March 31, 2026	$—

The key inputs into the Black-Scholes model were determined at initial measurement of the over-allotment option.

9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Investments held in Trust Account	$130,546,763	$—
Cash	$744,218	$—

For the Three Months Ended March 31, 2026
General and administrative expenses	$228,464
Interest earned on investments held in Trust Account	$546,763

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Proem Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Proem SPAC Partners I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”) . The Company’s securities filings can be accessed on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on July 22, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We may pursue an initial Business Combination in any business or industry.

We have until the date that is 24 months from the closing of our Initial Public Offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial Business Combination (the “Completion Window”). If we anticipate that we may be unable to consummate our initial Business Combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial Business Combination. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 22, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We will generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $439,599, which consists of interest earned on investment held in trust account of $546,763 and change in fair value of overallotment liability of $121,300, partially offset by general and administrative expense of $228,464.

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

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of March 31, 2026, we had $744,218 in cash and working capital surplus of $962,523.

On February 13, 2026, we consummated the Initial Public Offering of 13,000,000 Units, generating gross proceeds of $130,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of the private placement of an aggregate 292,500 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000.

For the three months ended March 31, 2026, cash used in operating activities was $743,991. Net income of $439,599 was affected by interest earned on investments held in the Trust Account of $546,763. Changes in operating assets and liabilities used $525,407 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $130,546,763 (including $152,923 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $744,218. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that the Company’s projected future liquidity position and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The Company intends to complete its initial Business Combination within the Completion Window; however, there can be no assurance that the Company will be able to consummate a Business Combination within this period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company’s unaudited condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31. 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As smaller reporting company we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 13, 2026, we consummated the Initial Public Offering of 13,000,000 Units, generating gross proceeds of $130,000,000. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-292217). The Securities and Exchange Commission declared the registration statements effective on January 29, 2026.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of the private placement of an aggregate 292,500 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. Each Private Unit consists of one ordinary share, and one-half of one redeemable warrant. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are identical to the Units sold in the Initial Public Offering, except that the Private Units (including the private shares and the ordinary shares issuable upon exercise of the private warrants) are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On February 13, 2026, the Company issued to Clear Street LLC, the representative of the underwriters (“Clear Street”), 97,500 ordinary shares (the “Representative Shares”). Clear Street has agreed not to transfer, assign or sell any Representative Shares without the Company’s written consent until the completion of the initial Business Combination. In addition, Clear Street has agreed (i) to waive its redemption rights with respect to Representative Shares in connection with the completion of an initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to Representative Shares if the Company fails to complete an initial Business Combination within the Completion Window. The Representative Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Units, an aggregate of $130,000,000 was placed in the trust account.

We paid a total transaction costs of $6,036,515, consisting of $975,000 of cash underwriting fees, $4,550,000 of deferred underwriting fees, and $511,515 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated February 11, 2026, by and between the Company and Clear Street, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
4.1	Warrant Agreement, dated February 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.1	Letter Agreement, dated February 11, 2026, by and among the Company, the Sponsor and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.2	Investment Management Trust Agreement, dated February 11, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.3	Registration Rights Agreement, dated February 11, 2026, by and among the Company, the Sponsor, and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.4	Private Unit Purchase Agreement, dated February 11, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.5	Administrative Services Agreement, dated February 11, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.6.1	Indemnity Agreement, dated February 11, 2026, by and between the Company and Imran Khan (incorporated by reference to Exhibit 10.6.1 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.6.2	Indemnity Agreement, dated February 11, 2026, by and between the Company and Greg Pearson (incorporated by reference to Exhibit 10.6.2 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.6.3	Indemnity Agreement, dated February 11, 2026, by and between the Company and John Wu (incorporated by reference to Exhibit 10.6.3 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.6.4	Indemnity Agreement, dated February 11, 2026, by and between the Company and David Eckstein (incorporated by reference to Exhibit 10.6.4 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
10.6.5	Indemnity Agreement, dated February 11, 2026, by and between the Company and Amarnath Thombre (incorporated by reference to Exhibit 10.6.5 to the Current Report on Form 8-K, filed by the registrant on February 17, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Exchange Act nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROEM ACQUISITION CORP I

Date: May 14, 2026	By:	/s/ Imran Khan
	Name:	Imran Khan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Greg Pearson
	Name:	Greg Pearson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)