Form 10-Q
period 2026-06-30
Proem Acquisition Corp. I
filed 2026-08-11
CIK 2087446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 11, 2026, there were 17,723,333 ordinary shares, including ordinary shares underlying the units, issued and outstanding.

PROEM ACQUISITION CORP I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROEM ACQUISITION CORP I

CONDENSED BALANCE SHEETS

	June 30,
	2026	December 31,
	(Unaudited)	2025
Assets:
Current assets
Cash	$636,353	$—
Prepaid expenses	39,085	13,888
Short-term prepaid insurance	270,000	—
Total current assets	945,438	13,888
Long-term prepaid insurance	149,516	—
Deferred offering costs	—	120,414
Investments held in Trust Account	131,709,599	—
TOTAL ASSETS	$132,804,553	$134,302
Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$15,328	$14,880
Accrued offering costs	75,000	32,373
Promissory note – related party	—	117,531
Total current liabilities	90,328	164,784
Deferred underwriting fee payable	4,550,000	—
Total Liabilities	4,640,328	164,784

Commitments and Contingencies (Note 6)

Ordinary shares subject to possible redemption, $0.0001 par value; 13,000,000 and 0 shares at redemption value of $10.13 and $0 per share at June 30, 2026 and December 31, 2025, respectively	131,709,599	—

Shareholders’ Deficit:

Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,723,333 and 4,983,333 shares issued and outstanding (excluding 13,000,000 and 0 shares subject to possible redemption) at June 30, 2026 and December 31, 2025, respectively (1)	472	498
Additional paid-in capital	—	24,502
Accumulated deficit	(3,545,846)	(55,482)
Total Shareholders’ Deficit	(3,545,374)	(30,482)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$132,804,553	$134,302

(1)	As of December 31, 2025, includes an aggregate of up to 650,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On March 30, 2026, the full over-allotment option expired unexercised.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PROEM ACQUISITION CORP I

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2026	2026
General and administrative expenses	$174,913	$403,377
Loss from operations	(174,913)	(403,377)

Other Income:
Change in fair value of over-allotment liability	—	121,300
Interest earned on investments held in Trust Account	1,162,836	1,709,599
Total other income	1,162,836	1,830,899

Net income	$987,923	$1,427,522

Basic and diluted weighted average shares outstanding, redeemable ordinary shares	13,000,000	9,839,779
Basic and diluted net income per share, redeemable ordinary shares	$0.06	$0.10
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares (1)	4,723,333	4,628,526
Basic and diluted net income per share, non-redeemable ordinary shares	$0.06	$0.10

(1)	Excludes an aggregate of up to 650,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On March 30, 2026, the full over-allotment option expired unexercised.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROEM ACQUISITION CORP I

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Redeemable Ordinary Shares		Non-redeemable Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	4,983,333	$498	$24,502	$(55,482)	$(30,482)

Accretion for redeemable ordinary shares to redemption amount	—	—	—	—	(5,797,893)	(3,755,050)	(9,552,943)

Sale of 292,500 Private Units	—	—	292,500	29	2,924,971	—	2,925,000

Fair value of Public Warrants at issuance	—	—	—	—	2,015,000	—	2,015,000

Fair value of Representative Shares	—	—	97,500	10	959,390	—	959,400

Allocated value of transaction costs to redeemable shares	—	—	—	—	(126,035)	—	(126,035)

Forfeiture of founder shares	—	—	(650,000)	(65)	65	—	—

Net income	—	—	—	—	—	439,599	439,599

Balance – March 31, 2026 (unaudited)	—	—	4,723,333	472	—	(3,370,933)	(3,370,461)

Accretion for redeemable ordinary shares to redemption amount	—	—	—	—	—	(1,162,836)	(1,162,836)

Net income	—	—	—	—	—	987,923	987,923

Balance – June 30, 2026 (unaudited)	—	$—	4,723,333	$472	$—	$(3,545,846)	$(3,545,374)

(1)	Includes an aggregate of up to 650,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On March 30, 2026, the full over-allotment option expired unexercised.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROEM ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities
Net income	$1,427,522
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative costs paid through promissory note-related party	9,880
Interest earned on investments held in Trust Account	(1,709,599)
Change in fair value of over-allotment liability	(121,300)
Changes in operating assets and liabilities:
Prepaid expenses	(35,385)
Short-term prepaid insurance	(270,000)
Long-term prepaid insurance	(149,516)
Accounts payable and accrued expenses	448
Accrued offering costs	(3,906)
Net cash used in operating activities	(851,856)

Cash Flows from Investing Activities
Investment of cash into Trust Account	(130,000,000)
Net cash used in investing activities	(130,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of underwriting discounts paid	129,025,000
Proceeds from sale of Private Units	2,925,000
Repayment of promissory note - related party	(152,579)
Payment of offering costs	(309,212)
Net cash provided by financing activities	131,488,209

Net Change in Cash	636,353
Cash – Beginning of period	—
Cash – End of period	$636,353

Noncash investing and financing activities:
Offered costs included in accrued offering costs	$117,563
Offered costs paid through promissory note - related party	$25,168
Forfeiture of founder shares	$65
Deferred underwriting fee payable	$4,550,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from July 22, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering “Initial Public Offering”, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on February 11, 2026. On February 13, 2026, the Company consummated the Initial Public Offering of 13,000,000 units (the "Units"), generating gross proceeds of $130,000,000. Each Unit consists of one ordinary share (“Public Share”) and one-half of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of the private placement of an aggregate of 292,500 private units (the “Private Units”) to Proem SPAC Partners I LLC (the “Sponsor”) at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000. The Private Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions.

Transaction costs amounted to $6,036,515, consisting of $975,000 of cash underwriting fees, $4,550,000 of deferred underwriting fees, and $511,515 of other offering costs.

Trust Account

Following the closing of the Initial Public Offering, on February 13, 2026, an amount of $130,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Units was held in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. In the event that the Company is unable to complete the initial Business Combination or make certain amendments to the amended and restated memorandum and articles of association, the public shareholders are entitled to receive their pro rata share of the proceeds held in the Trust Account, plus any interest income (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per public share.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to February 13, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000. On February 13, 2026, the Company repaid the total outstanding balance of the promissory note amounting to $152,579 (see Note 5). As of June 30, 2026, the Company had cash of $636,353 and working capital of $855,110.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be convertible into private units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

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

JUNE 30, 2026

(UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 26, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in the accompanying unaudited condensed financial statements is the determination of the fair value of the Public Warrants, representative shares and over-allotment option issued during the consummation of the Initial Public Offering. Considerations used in the determination of fair values of the Public Warrants and over-allotment option are disclosed in Note 8 and for representative shares in Note 7. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $636,353 and $0 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account amounted to $131,709,599 and $0, respectively. As of June 30, 2026, the assets held in the Trust Account are held in money market funds which are invested primarily in U.S. Treasury securities. Investments in money market funds are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Interest and dividends earned from investments in these securities are included in the accompanying unaudited condensed statements of operations.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the underwriters did not exercise their over-allotment option at the closing of the Initial Public Offering.

Warrant Instruments

The Company will account for the Public and Private Placement Warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging." Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above will not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026, the ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$130,000,000
Less:
Proceeds allocated to Public Warrants	(2,015,000)
Proceeds allocated to over-allotment option	(121,300)
Public Shares issuance costs	(6,869,880)
Plus:
Accretion of carrying value to redemption value	9,552,943
Ordinary shares subject to possible redemption, March 31, 2026	130,546,763
Plus:
Accretion of carrying value to redemption value	1,162,836
Ordinary shares subject to possible redemption, June 30, 2026	$131,709,599

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$724,638	$263,285	$970,846	$456,676
Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,000,000	4,723,333	9,839,779	4,628,526
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.10	$0.10

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Warrants — As of June 30, 2026, there were 6,500,000 Public Warrants and 146,250 Private Placement Warrants (defined in Note 4) outstanding. Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, February 11, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company incurred and paid $30,000 and $46,429 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

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

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and potential future sanctions on the world economy and the specific impact on the Company’s financial position, results of operations or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue a total of 200,000,000 ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 4,723,333 and 4,983,333 shares issued and outstanding (excluding 13,000,000 and 0 shares subject to possible redemption), which comprised of 4,333,333 founder shares, 292,500 private placement shares and 97,500 Representative Shares. The founder shares exclude an aggregate of up to 650,000 shares that were forfeited due to the over-allotment option not being fully exercised by the underwriters.

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

JUNE 30, 2026

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

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$131,709,599	$—

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

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the unaudited condensed balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the unaudited condensed statements of operations.

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

PROEM ACQUISITION CORP I

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the Company’s over-allotment option liability classified as Level 3 for the period ended June 30, 2026:

Fair value of over-allotment option liability at January 1, 2026	$—
Initial fair value of over-allotment option liability at February 13, 2026	121,300
Change in fair value of over-allotment option liability	(121,300)
Fair value of over-allotment option liability at June 30, 2026	$—

The key inputs into the Black-Scholes model were determined at initial measurement of the over-allotment option.

9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker ("CODM"), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Investments held in Trust Account	$131,709,599	$—
Cash	$636,353	$—

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
General and administrative expenses	$174,913	$403,377
Interest earned on investments held in Trust Account	$1,162,836	$1,709,599

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete an Initial Public Offering and eventually a Business Combination within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

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

For the three months ended June 30, 2026, we had a net income of $987,923, which consists of interest earned on investment held in trust account of $1,162,836 and offset by general and administrative expense of $174,913.

 For the six months ended June 30, 2026, we had a net income of $1,427,522, which consists of interest earned on investment held in trust account of $1,709,599 and change in fair value of overallotment liability of $121,300, partially offset by general and administrative expense of $403,377.

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

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor. As of June 30, 2026, we had $636,353 in cash and working capital surplus of $855,110.

On February 13, 2026, we consummated the Initial Public Offering of 13,000,000 Units, generating gross proceeds of $130,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of the private placement of an aggregate 292,500 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,925,000.

For the six months ended June 30, 2026, cash used in operating activities was $851,856. Net income of $1,427,522 was affected by general and administrative costs paid through promissory note-related party of $9,880, offset by interest earned on investments held in the Trust Account of $1,709,599 and change in fair value of overallotment liability of $121,300. Changes in operating assets and liabilities used $458,359 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $131,709,599 (including $1,709,599 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $636,353. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates and Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

PROEM ACQUISITION CORP I

Date: August 11, 2026	By:	/s/ Imran Khan
	Name:	Imran Khan
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Greg Pearson
	Name:	Greg Pearson
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)